Form 10-Q
period 2021-03-31
JOFF Fintech Acquisition Corp.
filed 2021-06-11
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40005

JOFF FINTECH ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2863893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP

1345 Avenue of the Americas

New York, NY 10105

(Address of principal executive offices)

(212) 370-1300

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	JOFFU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	JOFF	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	JOFFW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 11, 2021, there were 41,400,000 shares of Class A common stock, $0.0001 par value and 10,350,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JOFF FINTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$2,019,873	$34,882
Prepaid expenses	1,105,775	—
Total Current Assets	3,125,648	34,882

Deferred offering costs	—	159,700
Cash and marketable securities held in Trust Account	414,031,053	—
TOTAL ASSETS	$417,156,701	$194,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$75,869	$12,519
Accrued offering costs	20,450	—
Promissory note – related party	230,000	170,953
Total Current Liabilities	326,319	183,472

Deferred underwriting fee payable	14,490,000	—
Warrant liability	17,142,266	—
Total Liabilities	31,958,585	183,472

Commitments

Class A common stock subject to possible redemption 38,019,811 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	380,198,107	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,380,189 and no shares issued and outstanding (excluding 38,019,811 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	338	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	—	23,965
Retained earnings (Accumulated deficit)	4,998,636	(13,890)
Total Stockholders’ Equity	5,000,009	11,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,156,701	$194,582

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operational costs	$263,919
Loss from operations	(263,919)

Other income:
Interest earned on marketable securities held in Trust Account	16,774
Unrealized gain on marketable securities held in Trust Account	14,280
Transaction costs incurred in connection with warrant liability	(1,227,747)
Loss on initial issuance of private warrants	(1,233,600)
Change in fair value of warrants	17,555,333
Other income	15,125,040

Net income	$14,861,121

Weighted average shares outstanding of Class A redeemable common stock	39,756,717
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	10,662,935
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$1.39

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	10,350,000	$1,035	$23,695	$(13,890)	$11,110

Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	370,321,745	—	370,325,885

Class A Common stock subject to redemption	(38,019,811)	(3,802)	—	—	(370,345,710)	(9,848,595)	(380,198,107)

Net income	—	—	—	—	—	14,861,121	14,861,121

Balance – March 31, 2021	3,380,189	$338	10,350,000	$1,035	$—	$4,998,636	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$14,861,121
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(17,555,333)
Loss on initial issuance of private warrants	1,233,600
Transaction costs incurred in connection with warrant liability	1,227,747
Interest earned on marketable securities held in Trust Account	(16,774)
Unrealized gain on marketable securities held in Trust Account	(14,279)
Changes in operating assets and liabilities:
Prepaid expenses	(1,105,775)
Accrued expenses	63,350
Net cash used in operating activities	(1,306,343)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$407,220,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	109,047
Repayment of promissory note – related party	(50,000)
Payment of offering costs	(267,713)
Net cash provided by financing activities	$417,291,334

Net Change in Cash	1,984,991
Cash – Beginning of period	34,882
Cash – End of period	$2,019,873

Non-Cash investing and financing activities:
Offering costs include in accrued offering costs	$20,450
Initial classification of Class A common stock subject to possible redemption (restated)	$362,869,571
Change in value of Class A common stock subject to possible redemption	$17,328,536
Deferred underwriting fee payable	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

JOFF Fintech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 11, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 4.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,853,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to JOFF Fintech Holdings LP (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note 4.

Transaction costs amounted to $21,717,863, consisting of $6,780,000 of underwriting fees, net of $1,500,000 reimbursed from the underwriters (see Note 6), $14,490,000 of deferred underwriting fees and $447,863 of other offering costs.

Following the closing of the Initial Public Offering on February 9, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Proposed Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until February 9, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stocks, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of February 9, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of February 9, 2021 (audited)
Warrant Liability	$—	$34,697,599	$34,697,599
Class A Common Stock Subject to Possible Redemption	397,567,170	(34,697,599)	362,869,571
Class A Common Stock	164	347	511
Additional Paid-in Capital	5,018,768	2,461,000	7,479,768
Accumulated Deficit	(19,963)	(2,461,347)	(2,481,310)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 1, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice model (see Note 10).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 due to the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,653,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$31,054
Less: interest available to be withdrawn for payment of taxes	(31,054)
Net income attributable	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	39,756,717
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Loss
Net income	$14,861,121
Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Income	$14,861,121
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	10,662,935
Basic and diluted net loss per share, Non-redeemable Common stock	$1.39

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement warrants and the purchase of $1.50 per share, the Company recorded a charge of $1.2 million as of the date of the Private Placement which is included in the loss on initial issuance of private warrants in the statement of operations for the three months ended March 31, 2021.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 13, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 shares of Class B common stock (the “Founder Shares”). On February 4, 2021, the Company effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in an aggregate of 10,350,000 Founder Shares outstanding. As of December 31, 2020, the Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was $230,000 and $170,953, respectively, outstanding under the Note, which is currently due on demand.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Executive Compensation

The Company intends to pay Mohammad Fraz Ahmed, its Senior Vice President of Corporate and Business Development, $6,000 per month for his services prior to the consummation of the Business Combination. The Company will also pay Mr. Ahmed a fee of at least $150,000, which may be increased up to $500,000 by the Company’s board of directors, in its sole discretion, which fee is payable upon the successful completion of the Company’s Initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 4, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have registration rights to require the Company to register a sale of any of our securities held by them. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 3,380,189 shares of Class A common stock issued or outstanding, excluding 38,019,811 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of shares of common stock outstanding upon the completion of the Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

NOTE 9. WARRANTS

Warrants — As of March 31, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2022. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions for warrants for cash.    Once the warrants become exercisable, the Company may call the warrants for redemption (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of shares of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for Class A common stock.    Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of our Class A common stock;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

At March 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$414,031,053

Liabilities:
Warrant Liability – Public Warrants	1	$11,454,000
Warrant Liability – Private Placement Warrants	3	$5,688,266

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company utilizes a third-party valuation consultant to value the Warrants at each reporting period, with changes in fair value recognized in the statement of operations. As of the IPO date, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The valuation as of the initial measurement date was based on application of a binomial lattice model that assumes exercise of the Company’s redemption option, including the make whole table. The valuation as of March 31, 2021 of the Public Warrants was based on the market price of such warrants which are separately listed and traded. The valuation as of March 31, 2021 of the Private Placement Warrants was based a binomial lattice model that utilizes the observable market price of the publicly traded warrants.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 9, 2021 (Initial Measurement)	As of March 31, 2021
Stock Price	$10.00	$9.78
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	25.0%	14.4%
Risk-free rate	0.65%	1.12%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9th, 2021	11,513,599	23,184,000	34,697,599
Change in valuation inputs or other assumptions	(5,825,333)	(11,730,000)	(17,555,333)
Fair value as of March 31, 2021	$5,688,266	$11,454,000	$17,142,266

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was approximately $11.5 million.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to JOFF Fintech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to JOFF Fintech Holdings LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 11, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $14,861,121, which consists of interest earned on marketable securities held in Trust Account of $16,774, unrealized gain on marketable securities held in Trust Account of $14,280 and changes in fair value of warrant liability of $17,555,333, offset by formation and operational costs of $263,919, transaction costs incurred in connection with warrant liability of $1,227,747, and loss on initial issuance of private warrants of $1,233,600.

Liquidity and Capital Resources

On February 9, 2021, we consummated the Initial Public Offering of 41,400,000 Units, generating gross proceeds of $414,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $10,280,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrant, a total of $414,000,000 was placed in the Trust Account. We incurred $21,717,863 in Initial Public Offering related costs, including $6,780,000 of underwriting fees, net of $1,500,000 reimbursed from the underwriters (see Note 7), $14,490,000 of deferred underwriting fees and $447,863 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $1,306,343. Net income of $14,861,121 was affected by the change in the fair value of Warrants of $17,555,333, loss on initial issuance of private warrants of $1,233,600, transaction costs incurred in connection with warrant liability of $1,227,747, interest earned on marketable securities held in the Trust Account of $16,774 and an unrealized gain on marketable securities held in the Trust Account of $14,280. Changes in operating assets and liabilities used $1,042,425 of cash for operating activities, reflecting primarily an increase in prepaid expenses.

As of March 31, 2021, we had marketable securities held in the Trust Account of $414,031,053 (including approximately $17,000 of interest income and unrealized gains of $14,000) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $2,019,873. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $5,000 per month for office space, administrative and support services. We began incurring these fees on February 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on “Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants, which we issued on February 9, 2021, as equity (for a full description of our Warrants, refer to the registration statement on Form S-1 (File Nos. 333-252227 and 333-252758), filed in connection with the Company’s initial public offering, declared effective by the SEC on February 4, 2021).

Prior to this Quarterly Report on Form 10-Q, we have issued only one financial statement in which our accounting for the Warrants was required to be reflected: specifically, the February 9, 2021 audited balance sheet that we filed with the SEC on Form 8-K on February 16, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” we have since concluded that provisions in the warrant agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred.

We have presented liability accounting for the Warrants in this Quarterly Report on Form 10-Q. The effect of the correction of specific line items in our February 9, 2021 audited balance sheet can be found in footnote 10 of the Notes to Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes- Oxley Act for the fiscal year ending December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with our February 9, 2021 audited balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of the material weakness identified which resulted in the restatement of the Warrants as derivative liabilities instead of components of equity. Due solely to such events management has made changes in internal controls related to the accounting for Warrants issued in connection with our initial public offering. In light of this material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

➤	staffing for financial, accounting and external reporting areas, including segregation of duties;

➤	reconciliation of accounts;

➤	proper recording of expenses and liabilities in the period to which they relate;

➤	evidence of internal review and approval of accounting transactions;

➤	documentation of processes, assumptions and conclusions underlying significant estimates; and

➤	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances relating to our previously filed February 9, 2021 audited balance sheet described above had not yet been identified. In light of the correction of the previously filed financial statements, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC for our Initial Public Offering.. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus as filed for our Initial Public Offering filed with the SEC except for the following.

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material, which may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2021, we consummated the Initial Public Offering of 41,400,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. RBC Capital Markets, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252227 and 333-252758). The Securities and Exchange Commission declared the registration statements effective on February 4, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 6,853,333 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10,280,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Of the gross proceeds received from the Initial Public Offering, including the exercise of the over-allotment option and the sale of the Private Placement Warrants, an aggregate of $414,000,000 was placed in the Trust Account.

We paid a total of $6,780,000 in underwriting discounts and commissions, net of $1,500,000 reimbursed from the underwriters (see Note 5), $14,490,000 in deferred underwriting fees and $447,863 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 4, 2021, by and between the Company and RBC Capital Markets, LLC.(1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated February 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 4, 2021, by and among the Company, its officers and directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 4, 2021, by and among the Company and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated February 4, 2021, by and between the Company and the Sponsor. (1)
10.5	Administrative Services Agreement, dated February 4, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 4, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOFF FINTECH ACQUISITION CORP.

Date: June 11, 2021	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: June 11, 2021	By:	/s/ Peter J.S. Smith
	Name:	Peter J.S. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)