Form 10-Q
period 2021-06-30
JOFF Fintech Acquisition Corp.
filed 2021-08-13
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 41,400,000 shares of Class A common stock, $0.0001 par value and 10,350,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JOFF FINTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,768,660	$34,882
Prepaid expenses	943,690	—
Total Current Assets	2,712,350	34,882

Deferred offering costs	—	159,700
Cash and marketable securities held in Trust Account	414,026,911	—
TOTAL ASSETS	$416,739,261	$194,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$327,727	$12,519
Accrued offering costs	5,000	—
Promissory note – related party	80,000	170,953
Total Current Liabilities	412,727	183,472

Deferred underwriting fee payable	14,490,000	—
Warrant liabilities	21,066,400	—
Total Liabilities	35,969,127	183,472

Commitments

Class A common stock subject to possible redemption 37,577,013 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	375,770,129	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,822,987 and no shares issued and outstanding (excluding 37,577,013 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	382	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	—	23,965
Retained earnings (Accumulated deficit)	4,998,588	(13,890)
Total Stockholders’ Equity	5,000,005	11,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,739,261	$194,582

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$499,706	$763,625
Loss from operations	(499,706)	(763,625)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	29,461	46,235
Unrealized loss on marketable securities held in Trust Account	(33,603)	(19,323)
Transaction costs incurred in connection with warrant liability	—	(1,227,747)
Loss on initial issuance of private warrants		(1,233,600)
Change in fair value of warrant liability	(3,924,134)	13,631,199
Other (expense) income, net	(3,928,276)	11,196,764

(Loss) income before (provision for) benefit from income taxes	(4,427,982)	10,433,139
Benefit from (provision for) income taxes	—	—
Net (loss) income	$(4,427,982)	$10,433,139

Weighted average shares outstanding of Class A redeemable common stock	38,019,811	38,635,734
Basic and diluted income per share, Class A redeemable common stock	0.00	0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,730,189	12,205,036

Basic and diluted net loss per share, Non-redeemable common stock	$(0.32)	$0.85

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	10,350,000	$1,035	$23,695	$(13,890)	$11,110

Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	370,321,745	—	370,325,885

Class A Common stock subject to redemption	(38,019,811)	(3,802)	—	—	(370,345,710)	(9,848,595)	(380,198,107)

Net income	—	—	—	—	—	14,861,121	14,861,121

Balance – March 31, 2021	3,380,189	$338	10,350,000	$1,035	$—	$4,998,636	$5,000,009

Change in fair value of Class A Common stock subject to redemption	442,798	44	—	—	—	4,427,934	4,427,978

Net loss	—	—	—	—	—	(4,427,982)	(4,427,982)

Balance – June 30, 2021	3,822,987	$382	10,350,000	$1,035	$—	$4,998,588	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$10,433,139
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(13,631,199)
Loss on initial issuance of private warrants	1,233,600
Transaction costs incurred in connection with warrant liability	1,227,747
Interest earned on marketable securities held in Trust Account	(46,235)
Unrealized loss on marketable securities held in Trust Account	19,324
Changes in operating assets and liabilities:
Prepaid expenses	(943,690)
Accrued expenses	315,208
Net cash used in operating activities	(1,392,106)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$407,220,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	109,047
Repayment of promissory note – related party	(200,000)
Payment of offering costs	(283,163)
Net cash provided by financing activities	$417,125,884

Net Change in Cash	1,733,778
Cash – Beginning of period	34,882
Cash – End of period	$1,768,660

Non-Cash investing and financing activities:
Offering costs include in accrued offering costs	$5,000
Initial classification of Class A common stock subject to possible redemption	$375,770,129
Deferred underwriting fee payable	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 1, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice model (see Note 9).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: (Loss) Earnings allocable to Class A common stock subject to possible redemption
Interest (expense) earned on marketable securities held in Trust Account	$29,461	$46,235
Unrealized gain (loss) on marketable securities held in Trust Account	(33,603)	(19,323)
Less: interest available to be withdrawn for payment of taxes	—	(26,912)
Net loss attributable	$(4,142)	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	38,019,811	38,635,734
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(4,427,982)	$10,433,139
Net income (loss) allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net (loss) income	$(4,427,982)	$10,433,139
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	13,730,189	12,205,036
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.32)	$0.85

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement warrants and the purchase of $1.50 per share, the Company recorded a charge of $1.2 million as of the date of the Private Placement which is included in the loss on initial issuance of private warrants in the statements of operations for the three and six months ended June 30, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will ceased paying these monthly fees. As of the three and six months ended June 30, 2021, the Company had accrued administrative expenses of $10,000 and $25,000, respectively.

Promissory Note — Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $80,000 and $170,953, respectively, outstanding under the Note, which is currently due on demand.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Executive Compensation

On February 9, 2021 the Company intends to pay Mohammad Fraz Ahmed, its Senior Vice President of Corporate and Business Development, $6,000 per month for his services  prior to the consummation of the Business Combination. The Company will also pay Mr. Ahmed a fee of at least $150,000, which may be increased up to $500,000 by the Company’s board of directors, in its sole discretion, which fee is payable upon the successful completion of the Company’s Initial Business Combination.

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

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 3,822,987 shares of Class A common stock issued or outstanding, excluding 37,577,013 shares  of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 8. WARRANTS

Warrants — As of June 30, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2022. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2021

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

At June 30, 2021, there were 6,853,333 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$414,026,911

Liabilities:
Warrant Liability – Public Warrants	1	$14,076,000
Warrant Liability – Private Placement Warrants	3	$6,990,400

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company utilizes a third-party valuation consultant to value the Warrants at each reporting period, with changes in fair value recognized in the statements of operations. As of the IPO date, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

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

The valuation as of the initial measurement date was based on application of a binomial lattice model that assumes exercise of the Company’s redemption option, including the make whole table. The valuation as of June 30, 2021 of the Public Warrants was based on the market price of such warrants which are separately listed and traded. The valuation as of June 30, 2021 of the Private Placement Warrants was based a binomial lattice model that utilizes the observable market price of the publicly traded warrants.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 9, 2021 (Initial Measurement)	As of June 30, 2021
Stock Price	$10.00	$9.668
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	25.0%	17.7%
Risk-free rate	0.65%	0.97%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9th, 2021	11,513,599	23,184,000	34,697,599
Change in valuation inputs or other assumptions	(4,523,199)	(9,108,000)	(13,631,199)
Fair value as of June 30, 2021	$6,990,400	$14,076,000	$21,066,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was approximately $11.5 million.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $4,427,982, which consists of changes in fair value of warrant liability of $3,924,134, unrealized loss on marketable securities held in Trust Account of $33,603 and formation and operational costs of $499,706, offset by interest earned on marketable securities held in Trust Account of $29,461.

For the six months ended June 30, 2021, we had a net income of $10,433,139, which consists of interest earned on marketable securities held in Trust Account of $46,235 and changes in fair value of warrant liability of $13,631,199, offset by formation and operational costs of $763,625, transaction costs incurred in connection with warrant liability of $1,227,747, Loss on initial issuance of private warrants of $1,233,600 and unrealized loss on marketable securities held in Trust Account of $19,323.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,392,106. Net income of $10,433,139 was affected by the change in the fair value of Warrants of $13,631,199, transaction costs incurred in connection with warrant liability of $1,227,747, interest earned on marketable securities held in the Trust Account of $46,235, Loss on initial issuance of private warrants of $1,233,660 and an unrealized loss on marketable securities held in the Trust Account of $19,324. Changes in operating assets and liabilities used $628,482 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $414,026,911 (including approximately $26,911 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $1,768,660. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a binomial lattice model. Subsequent to their detachment from the units, Public Placement Warrants are valued based on the publicly traded value.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

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

Prior to this Quarterly Report on Form 10-Q, we have issued only one financial statement in which our accounting for the Warrants was required to be reflected: specifically, the February 9, 2021 audited balance sheets that we filed with the SEC on Form 8-K on February 16, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” we have since concluded that provisions in the warrant agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred.

We have presented liability accounting for the Warrants in this Quarterly Report on Form 10-Q. The effect of the correction of specific line items in our February 9, 2021 audited balance sheet can be found in footnote 10 of the Notes to the March 31, 2021 Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

In connection with our February 9, 2021 audited  balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of the material weakness identified which resulted in the restatement of the Warrants as derivative liabilities instead of components of equity. Due solely to such events management has made changes in internal controls related to the accounting for Warrants issued in connection with our initial public offering. In light of this material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances relating to our previously filed February 9, 2021 audited balance sheet described above had not yet been identified. In light of the correction of the previously filed financial statements, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have retained consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of June 30, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheets date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material, which may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We paid a total of $6,780,000 in underwriting discounts and commissions, net of $1,500,000 reimbursed from the underwriters (see Note 1), $14,490,000 in deferred underwriting fees and $447,863 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOFF FINTECH ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Peter J.S. Smith
	Name:	Peter J.S. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)