Form 10-Q
period 2021-09-30
JOFF Fintech Acquisition Corp.
filed 2021-11-19
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 19, 2021, there were 41,400,000 shares of Class A common stock, $0.0001 par value and 10,350,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JOFF FINTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from August 11, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from August 11, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from August 11, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,304,379	$34,882
Prepaid expenses	822,986	—
Total Current Assets	2,127,365	34,882

Deferred offering costs	—	159,700
Cash and marketable securities held in Trust Account	414,070,734	—
TOTAL ASSETS	$416,198,099	$194,582

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$781,983	$12,519
Accrued offering costs	5,000	—
Promissory note – related party	80,000	170,953
Total Current Liabilities	866,983	183,472

Deferred underwriting fee payable	14,490,000	—
Warrant liabilities	13,340,673	—
Total Liabilities	28,697,656	183,472

Commitments

Class A common stock subject to possible redemption 41,400,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	414,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	—	23,965
Accumulated deficit	(26,500,592)	(13,890)
Total Stockholders’ (Deficit) Equity	(26,499,557)	11,110
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$416,198,099	$194,582

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 11, 2020 (Inception) through September 30,
	2021	2021	2020

Operating and formation costs	$1,039,240	$1,802,865	$1,000
Loss from operations	(1,039,240)	(1,802,865)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	21,163	67,398	—
Unrealized gain on marketable securities held in Trust Account	22,659	3,336	—
Transaction costs incurred in connection with warrant liability	—	(1,227,747)	—
Loss on initial issuance of private warrants	—	(1,233,600)	—
Change in fair value of warrant liability	7,725,727	21,356,926	—
Total other income, net	7,769,549	18,966,313	—

Income (Loss) before benefit from (provision for) income taxes	6,730,309	17,163,448	(1,000)
Benefit from (provision for) income taxes	—	—	—
Net income (loss)	$6,730,309	$17,163,448	$(1,000)

Weighted average shares outstanding of Class A common stock	41,400,000	35,334,066	—
Basic and diluted income per share, Class A common stock	$0.13	$0.38	$—

Basic and diluted weighted average shares outstanding, Class B common stock	10,350,000	10,152,198	10,350,000
Basic and diluted net loss per share, Class B common stock	$0.13	$0.38	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	10,350,000	$1,035	$23,965	$(13,890)	$11,110

Accretion for Class A common stock to redemption amount	—	—	—	—	(23,965)	(43,650,150)	(43,674,115)

Net income	—	—	—	—	—	14,861,121	14,861,121

Balance – March 31, 2021	—	$—	10,350,000	$1,035	$—	$(28,802,919)	$(28,801,884)

Net loss	—	—	—	—	—	(4,427,982)	(4,427,982)

Balance – June 30, 2021	—	$—	10,350,000	$1,035	$—	$(33,230,901)	$(33,229,866)

Net income	—	—	—	—	—	6,730,309	6,730,309

Balance – September 30, 2021	—	$—	10,350,000	$1,035	$—	$(26,500,592)	$(26,499,557)

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – August 11, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020	10,350,000	1,035	$23,965	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For The Period From August 11, 2020 (Inception) Through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$17,163,448	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(21,356,926)	—
Loss on initial issuance of private warrants	1,233,600
Transaction costs incurred in connection with warrant liability	1,227,747	—
Interest earned on marketable securities held in Trust Account	(67,398)	—
Unrealized gain on marketable securities held in Trust Account	(3,336)	—
Changes in operating assets and liabilities:
Prepaid expenses	(822,986)	—
Accrued expenses	769,464	1,000
Net cash used in operating activities	(1,856,387)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)	—
Net cash used in investing activities	(414,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$407,220,000	$
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	109,047	17,500
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(283,163)	(17,500)
Net cash provided by financing activities	$417,125,884	$—

Net Change in Cash	1,269,497	—
Cash – Beginning of period	34,882	—
Cash – End of period	$1,304,379	$—

Non-Cash investing and financing activities:
Offering costs include in accrued offering costs	$5,000	$—
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Initial classification of Class A common stock subject to possible redemption	$414,000,000	$—
Deferred underwriting fee payable	$14,490,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,853,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to JOFF Fintech Holdings LP (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern Consideration

As of September 30, 2021, the Company had approximately $1,304,379 in its operating bank.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note has a remaining balance of $80,000 as of September 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021 and for the periods ended March 31, 2021 and June 30, 2021, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity, management determined it should restate its previously reported condensed financial statements. The Company had previously determined the shares of Class A Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, management has concluded that the temporary equity value should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement of previously issued financial statements to adjust the initial carrying value of the shares of Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Class A Common Stock.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatements on the Company’s financial statements is reflected in the following table:

Balance Sheet as of February 9, 2021	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$362,869,571	$51,130,429	$414,000,000
Common stock	$511	$(511)	$—
Additional paid-in capital	$7,479,768	$(7,479,768)	$—
Accumulated deficit	$(2,481,310)	$(43,650,150)	$(46,131,460)
Total stockholders’ equity (deficit)	$5,000,004	$(51,130,429)	$(46,130,425)
Number of shares subject to redemption	36,286,957	5,113,043	41,400,000

Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$380,198,107	$33,801,893	$414,000,000
Common stock	$338	$(338)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,998,636	$(33,801,555)	$(28,802,919)
Total stockholders’ equity (deficit)	$5,000,009	$(33,801,893)	$(28,801,884)
Number of shares subject to redemption	38,019,811	3,380,189	41,400,000

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$375,770,129	$38,229,871	$414,000,000
Common stock	$382	$(382)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,998,588	$(38,229,489)	$(33,230,901)
Total stockholders’ equity (deficit)	$5,000,005	$(38,229,871)	$(33,229,866)
Number of shares subject to redemption	37,577,013	3,822,987	41,400,000

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Sale of 41,400,000 Units, net of underwriting discounts and offering expenses	$370,325,885	$(370,325,885)	$—
Initial value of common stock subject to redemption at IPO	$(380,198,107)	$380,198,107	$—
Accretion for Class A common stock to redemption amount	$—	$(43,674,115)	$(43,674,115)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	$4,427,978	$(4,427,978)	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$362,869,571	$51,130,429	$414,000,000
Change in value of Class A common stock subject to possible redemption	$17,328,536	$(17,328,536)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$375,770,129	$38,229,871	$414,000,000

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	39,756,717	—	38,019,811	—	38,635,734	—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	10,662,935	—	13,730,189	—	12,205,036	—
Basic and diluted net loss per common share, Class B common stock	$1.39	$—	$(0.32)	$—	$0.85	$—
Weighted average shares outstanding of Class A common stock	—	23,000,000	—	41,400,000	—	32,250,829
Basic and diluted net income (loss) income per share, Class A common stock	$—	$0.45	$—	$(0.09)	$—	$0.25
Weighted average shares outstanding of Class B common stock	—	9,750,000	—	10,350,000	—	10,051,657
Basic and diluted net income (loss) per share, Class B common stock	$—	$0.45	$—	$(0.09)	$—	$0.25

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 1, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	$(23,184,000)
Class A common stock issuance costs	(20,490,115)
Plus:
Accretion of carrying value to redemption value	$43,674,115

Class A common stock subject to possible redemption	$414,000,000

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 due to the valuation allowance recorded on the Company’s net operating losses.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 11, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,384,247	$1,346,062	$13,332,693	$3,830,755	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	35,334,066	10,152,198	—	10,350,000

Basic and diluted net income (loss) per common stock	$0.13	$0.13	$0.38	$0.38	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement warrants and the purchase of $1.50 per share, the Company recorded a charge of $1.2 million as of the date of the Private Placement which is included in the loss on initial issuance of private warrants in the statements of operations for the three and nine months ended September 30, 2021.

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

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of the three and nine months ended September 30, 2021, the Company incurred and paid administrative expenses of $15,000 and $40,000, respectively. For the period from August 11, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

Promissory Note — Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $80,000 and $170,953, respectively, outstanding under the Note, which is currently due on demand.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 9. WARRANTS

As of September 30, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2022. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

At September 30, 2021, there were 6,853,333 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$414,070,734

Liabilities:
Warrant Liability – Public Warrants	1	$8,913,420
Warrant Liability – Private Placement Warrants	3	$4,427,253

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The valuation as of the initial measurement date was based on application of a binomial lattice model that assumes exercise of the Company’s redemption option, including the make whole table. The valuation as of September 30, 2021 of the Public Warrants was based on the market price of such warrants which are separately listed and traded. The valuation as of September 30, 2021 of the Private Placement Warrants was based a binomial lattice model that utilizes the observable market price of the publicly traded warrants.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 9, 2021 (Initial Measurement)	As of September 30, 2021
Stock Price	$10.00	$9.67
Strike price	$11.50	$11.50
Term (in years)	5.0	4.36
Volatility	25.0%	14.3%
Risk-free rate	0.65%	0.84%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(5,825,333)	(11,730,000)	(17,555,333)
Fair value as of March 31, 2021	$5,688,266	$11,454,000	$17,142,266
Change in fair value of warrant liabilities	1,302,134	2,622,000	3,924,134
Fair value as of June 30, 2021	$6,990,400	$14,076,000	$21,066,400
Change in fair value of warrant liabilities	(2,563,147)	(5,162,580)	(7,725,727)
Fair value as of September 30, 2021	$4,427,253	$8,913,420	$13,340,673

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(5,825,333)	(11,730,000)	(17,555,333)
Transfer to Level 1	—	(11,454,000)	(11,454,000)
Fair value as of March 31, 2021	$5,688,266	—	5,688,266
Change in fair value of warrant liabilities	1,302,134	—	1,302,134
Fair value as of June 30, 2021	$6,990,400	$—	$6,990,400
Change in fair value of warrant liabilities	(2,563,147)	—	(2,563,147)
Fair value as of September 30, 2021	$4,427,253	$—	$4,427,253

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was approximately $11.5 million.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued ours Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $6,730,309, which consists of changes in fair value of warrant liability of $7,725,727, unrealized gain on marketable securities held in Trust Account of $22,659 and interest earned on marketable securities held in Trust Account of $21,163, offset by formation and operational costs of $1,039,240.

For the nine months ended September 30, 2021, we had a net income of $17,163,448, which consists of interest earned on marketable securities held in Trust Account of $67,398 and changes in fair value of warrant liability of $21,356,926 and unrealized gain on marketable securities held in Trust Account of $3,336, offset by formation and operational costs of $1,802,865, transaction costs incurred in connection with warrant liability of $1,227,747, and initial loss on issuance of private warrants of $1,233,600.

For the period from August 11, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,856,387. Net income of $17,163,448 was affected by the change in the fair value of Warrants of $21,356,926, transaction costs incurred in connection with warrant liability of $1,227,747, initial loss on issuance of private warrants $1,233,600, interest earned on marketable securities held in the Trust Account of $67,398 and an unrealized gain on marketable securities held in the Trust Account of $3,336. Changes in operating assets and liabilities used $53,522 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $414,070,734 (including approximately $70,733 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $1,304,379. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the changes.

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

Prior to this Quarterly Report on Form 10-Q, we have issued three financial statements in which our accounting for the Warrants was required to be reflected: specifically, the February 9, 2021 audited balance sheets that we filed with the SEC on Form 8-K on February 16, 2021 and the March 31, 2001 and June 30, 2021 unaudited balance sheets that we filed on Form 10-Q on June 11, 2021 and August 13, 2021 respectively. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” we have since concluded that provisions in the warrant agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred.

We have presented liability accounting for the Warrants in this Quarterly Report on Form 10-Q. The effect of the correction of specific line items in our February 9, 2021 audited balance sheet can be found in footnote 10 of the Notes to the March 31, 2021 Condensed Financial Statements. The March 31, 2021 Form 10-Q contains a revision to the February 9, 2021 audited balance sheet for the impact of the warrant reclassification.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of September 30, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheets date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material, which may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOFF FINTECH ACQUISITION CORP.

Date: November 19, 2021	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 19, 2021	By:	/s/ Peter J.S. Smith
	Name:	Peter J.S. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)