Form 10-K
period 2021-12-31
JOFF Fintech Acquisition Corp.
filed 2022-03-31
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40005

JOFF FINTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2863893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, 11th Floor New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 370-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	JOFFU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	JOFF	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	JOFFW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A shares on June 30, 2021, as reported on the Nasdaq Stock Market was $399,924,000.

As of March 30, 2022 there were 41,400,000 shares of Class A common stock, par value $0.0001 per share and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	increased competition and various economic and industry challenges in finding and financing an attractive target for an initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock, collectively;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into, exchangeable for, or exercisable for common stock of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;\

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A common stock issued upon conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 9, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), each whole public warrant entitles its holder to purchase one share of Class A common stock at $11.50 per share.

●	“Registration Statement” are to the Form S-1 filed with the SEC on February 1, 2021 (File No. 333-252227), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to JOFF Fintech Holdings LP., a Delaware limited partnership;

●	“trust account” are to the trust account in which an amount of $414,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was initially placed following the closing of the initial public offering and the exercise of the over-allotment option.

●	“units” are to the units sold in our initial public offering, which consist of the Company’s Class A common stock, and one-third of one public warrant; and

●	“we,” “us,” “Company” or “our Company” are to JOFF Fintech Acquisition Corp.

PART I

Item 1. Business.

We are a newly incorporated blank check company incorporated on August 11, 2020 as a Delaware corporation and formed for the purpose of effecting an initial business combination. Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

Initial Public Offering

On February 9, 2021, we consummated our initial public offering of 41,400,000 units. Each unit consists of one share of the Company’s Class A common stock, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $414,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,853,333 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $10,280,000.

A total of $414,000,000, comprised $405,720,000 of the proceeds from the initial public offering and $8,280,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Joel Leonoff, our Chief Executive Officer, Hillel Frankel, our President, and our Chief Financial Officer, Peter J.S. Smith, who have many years of experience in mergers and acquisitions and financial transactions. We must complete our initial business combination by February 9, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by February 9, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

Over the past several years, our management team believes that there has been an ever-increasing interconnection between creative new technology and all forms of financial services. In today’s fast paced world, technology continues to democratize the access of financial services, equity markets, asset management and wealth management. Financial service providers increasingly compete and distinguish themselves on the strength of their technology and innovation, trends we expect to continue and accelerate. We believe there are numerous potential targets within the FinTech, asset and wealth management, and broader financial services sectors that could become attractive public companies. While these potential targets derive from diverse financial service sectors with varying financial characteristics and with varying degrees of maturity and market penetration, they share a common characteristic of looking to technological innovation to increase their operating efficiency and distinguish themselves from the competition. It is not our intention to restrict our search to any single segment of the financial services ecosystem. We will target a wide variety of companies across every category of FinTech. These include:

Banking	—	Digital-first banks or companies digitizing banking services for credit and debit
Blockchain/Crypto	—	Companies leveraging blockchain technologies for financial services
Alternative Lending	—	Companies creating new solutions for personal or commercial lending
Gaming and Sports	—	Companies focusing on entertainment or competition through digital game or eSports
Wealth Management	—	Personal finance tools, investment and wealth management platforms, and analytics tools
Insurance	—	Companies selling or distributing insurance digitally or providing data analytics and software for (re)insurers
Capital markets	—	Sales and trading, analysis, and infrastructure tools for financial institutions
SMB	—	Companies focused on providing solutions to small-to-medium sized businesses
Real Estate	—	Mortgage lending, transaction digitization, and financing platforms

Our strategy and methodology to identify and select an attractive investment opportunity is to leverage our management team’s network of industry, equity, private equity, investment and lending connections as well as relationships with senior executives of both public and private companies, investment bankers, and financial accounting and legal professionals and management consultants. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including inves tment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Since our initial public offering, members of our management team have, and they continue to, communicate with their network of relationships to articulate our acquisition criteria, including the parameters of our search for a target business, as they continue the disciplined process of identifying, pursuing and reviewing promising leads with a view to negotiating and completing a successful business combination.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We are seeking to acquire one or more businesses that we believe have the following characteristics:

●	Profitable business with high operating leverage. We will seek to invest in companies that we believe possess established business models and sustainable competitive advantages with opportunities for rapid growth both organically and through strategic acquisition;

●	Superior growth opportunities. We view growth, both in revenue and earnings, as a key driver of shareholder value and will seek companies whose growth potential can generate meaningful upside and shareholder value;

●	Opportunity for improvements or accretive acquisition growth. We will seek to identify businesses that we believe are achieving stable growth but which would benefit from our ability to drive improvements in the company’s business and market strategy, product or service offering, sales and marketing efforts, geographical presence and/or management team. This may be achieved by internal improvements or through the acquisition of synergistic acquisitions to leverage off of the businesses’ existing strengths and opportunities;

●	Large and growing market. Our primary focus is on industries and industry segments that we believe demonstrate superior long-term growth prospects and which are sufficiently large to have the potential for long-term growth;

●	Strong management. Strong management is the foundation of long-term successful businesses. We will undertake a thorough assessment and review of company leadership and depth of personnel. We will further assess how we can, if considered beneficial, enhance or expand such management team post-acquisition to further strengthen overall management;

●	Reduced technology risk. We will seek to invest in companies whose product or service offerings are well-established, market-tested thereby reducing technology risk;

●	Valuations metrics. We will apply a disciplined approach in our review of companies with a view to identifying companies that we believe are reasonably valued and which will provide significant upside potential with limited downside risk. This approach will include the evaluation of various metrics such as recurring revenues, product life/replacement cycle, revenue per customer and cross-sell potential and churn rates to focus on businesses whose products or services have a proven track record and/or provide opportunities for expansion.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own shares of our common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity and in the case of a non-compete restriction, may not present such opportunity to us at all. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, these rules will not be applicable to us.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of approximately $414,081,085 (as of December 31, 2021) (assuming no redemptions), prior to payment of $14,490,000 of deferred underwriting fees and other transaction related costs, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or if we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party pursuant to which such third party would provide any loans or equity investments to facilitate the completion of our initial business combination.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of our initial public offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2021. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorums and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof and we instead may search for an alternative business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than 6,210,000 shares of Class A common stock, 15% of the shares sold in our initial public offering (which we refer to as “Excess Shares”), without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public stockholder and subject to the 15% limitation in connection with any such redemption right.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by February 9, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we have until February 9, 2023, or only 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by February 9, 2023. However, if our sponsor, officers and directors acquire public, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $665,537 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As at December 31, 2021, we have $665,537 remaining outside of the trust account from the proceeds of our initial public offering and the sale of the private placement warrants (less amounts accrued and unpaid which have been incurred by us in the course of finding our acquisition target), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 9, 2023, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 9, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by February 9, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month from the closing of our initial public offering and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination by February 9, 2023, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the effectiveness of the registration statement filed in connection with our initial public offering we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) February 9, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●

there may be more competition and various economic and industry challenges in finding and financing an attractive target for an initial business combination,; this could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination;

●

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business;

●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as successful or profitable as we suspected, if at all;

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	as we get closer to the February 9, 2023 date in which we must complete our initial business combination, we may become less attractive to potential targets; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1345 Avenue of the Americas, New York, NY 10105, and our telephone number is (212) 370-1300. The cost for our use of this space is included in the $5,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Stock Market under the symbols JOFFU, JOFF and JOFFW, respectively. Our units commenced public trading on February 5, 2021, and our public shares and public warrants commenced separate public trading on March 29, 2021.

(b)	Holders

On March 30, 2022, there was one holder of record of our units, one holder of record of shares of our Class A common stock and three holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On February 9, 2021, subsequent to the filing of the Registration Statement, we consummated our initial public offering of 41,400,000 units, including 5,400,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $414,000,000. RBC Capital Markets, LLC acted as book runner and representatives of the underwriters of the initial public offering.

A total of $414,000,000 of the proceeds from the initial public offering (which amount includes $14,490,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to JOFF Fintech Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $15,152,975, which consists of changes in fair value of warrant liabilities of $20,430,361 and interest earned on marketable securities held in Trust Account of $100,535, offset by formation and operational costs of $2,897,125, transaction costs incurred in connection with warrant liabilities of $1,227,747, initial loss on issuance of private warrants of $1,233,600 and unrealized loss on marketable securities held in Trust Account of $19,449.

For the period from August 11, 2020 (inception) through December 31, 2020, we had a net loss of $13,890, which consisted of formation and operational costs.

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

For the year ended December 31, 2021, cash used in operating activities was $2,495,229. Net income of $15,152,975 was affected by the change in the fair value of Warrants of $20,430,361, transaction costs incurred in connection with warrant liabilities of $1,227,747, initial loss on issuance of Private Placement Warrants of $1,233,600, interest earned on marketable securities held in the Trust Account of $100,535 and an unrealized loss on marketable securities held in the Trust Account of $19,449. Changes in operating assets and liabilities used $401,896 of cash for operating activities.

For the period from August 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $1,371. Net loss of $13,890 was affected by changes in operating assets and liabilities, which provided $12,519 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $414,081,085 (including approximately $82,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2021, we had cash of $665,537. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a binomial lattice model. Subsequent to their detachment from the units, Public Warrants are valued based on the publicly traded value.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 11, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP, and restated the effect of the correction of specific line items in our February 9, 2021 audited balance sheet can be found in footnote 10 of the Notes to the March 31, 2021 Condensed Financial Statements. The March 31, 2021 Form 10-Q contains a revision to the February 9, 2021 audited balance sheet for the impact of the warrant reclassification. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on February 9, 2021, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” we concluded that provisions in the warrant agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should have been recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred. The effect of the correction of specific line items in our February 9, 2021 audited balance sheet for this change can be found in footnote 10 of the Notes to the March 31, 2021 Condensed Financial Statements. The March 31, 2021 Form 10-Q contains a revision to the February 9, 2021 audited balance sheet for the impact of the warrant reclassification.

In addition, our management has concluded that our controls around the interpretation and accounting for certain complex features of public shares issued by the Company was not effectively designed or maintained resulting in the misclassification of public shares as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations. The Company reflected the restatements of the Company’s financial statements for such reclassification in Note 2 of the financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 19, 2021.

The Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the public shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joel Leonoff	58	Chief Executive Officer and Director
Hillel Frankel	60	President, Secretary and Director
Peter J.S. Smith	54	Chief Financial Officer
Fraz Ahmed	39	Senior Vice President of Corporate and Business Development
Michelle Ann Gitlitz	45	Director
Billy Goldstein	49	Director
Jay Itzkowitz	62	Director
Alok Sama	59	Director
Paul Wharshavsky	27	Director

The experience of our directors and executive officers is as follows:

Joel Leonoff has served as our Chief Executive Officer and Chairman of the Board of Directors since inception. Previously, Mr. Leonoff served as Vice Chairman of Paysafe’s Board of Directors, a UK based global payments company. Mr. Leonoff has over 30 years’ experience building and managing multi-billion dollar rapid growth technology companies with a primary focus on the global electronic commerce and internet payment landscape having founded three high-tech companies. Mr. Leonoff was recognized as one of Canada’s Top 40 under 40. Mr. Leonoff has significant experience in mergers and acquisitions including the integration and management of the multiple merged enterprises. In 1995, Mr. Leonoff founded TotalNet Inc., then one of Canada’s leading independent internet service providers, serving as its Chief Operating Officer. In 1997, TotalNet was successfully sold and integrated into Mpact Immedia (TSX: IFM) and a global e-commerce solutions provider. He continued with Mpact, in the role as Executive Vice President, where he helped reorganize the company and eventually structure the merger with the Electronic Business Solutions unit of Bell Canada, creating a top-tier electronic commerce provider, later known as BCE Emergis (TSX: IFM). He assumed the position of Senior Vice President, Sport and Entertainment Division where he led the development and growth of the company’s fastest growing division. Mr. Leonoff later purchased the Sports and Entertainment division and founded Surefire Commerce Inc. (TSX: FIR), later re-named Terra Payments (TSX: TPI), where he served as Chief Operating Officer and Chief Financial Officer and eventually as a board member and chairman of the audit committee. In 2004, the company merged with Optimal Robotics Corp (Nasdaq: OPMR), to form Optimal Payments Inc. In 2006 and 2007, Mr. Leonoff served as Group Operations Director/Chief Operating Officer of Partygaming PLC (LSE: PRTY), a FTSE 100 company then regarded as a leading on-line gaming company. While at Partygaming, he was instrumental in completing the acquisition of Gamebookers (Bulgaria), an on-line sports betting business that served to diversify Partygaming’s offering. In 2008, Mr. Leonoff negotiated the repurchase of the Credit Card Not Present division of Optimal Payments Inc. (Nasdaq: OPMR) for approximately $6 million and assumed the leadership role of President and Chief Executive Officer. In 2011, he concluded the sale of the business to Neovia Inc (LSE: NEO) in the online payment space and assumed the role of President and Chief Executive Officer of the combined business. As Chief Executive Officer of the merged Optimal Payments, he led the strategy and execution of their business plan which included multiple business acquisitions including the purchase of Skrill Inc. in 2015. The merged entity, continuing under the name Paysafe Holdings (LON: PAYS), was admitted to the FTSE 250 listing in London. Following continued rapid growth, Paysafe was sold in a privatization transaction, in late 2017, to Blackstone and CVC Private Equity for approximately US$4 billion. Mr. Leonoff continued in the role as Chief Executive Officer of Paysafe during 2018 and the first half of 2019 and served as Vice Chairman of the Board until March 2021. On March 31, 2021, Foley Trasimene Acquisition Corp II (NYSE: BFT), a special purpose acquisition corporation, completed a business combination transaction with Paysafe for approximately US $9 billion, a valuation representing more than double the initial equity investment made by Blackstone Group Inc. (NYSE: BX) and CVC Capital Partners in 2017. In 1988, Mr. Leonoff founded Bizware Computer Systems Ltd, a vertical market software company focused in the Oil and Gas Sector. He sold the company in 1994 and assisted new ownership in the successful completion of its IPO on Nasdaq. Prior to this, from 1985 to 1988, he worked as a management consultant at Zittrer Siblin Ernst & Young where he developed his software development skills as a programmer and then eventually as a manager and software designer of various information systems across numerous industries.

Mr. Leonoff received a Bachelor of Commerce and Diploma in Public Accountancy from McGill University. Educated in the fields of accounting and management information systems at McGill University, we believe Mr. Leonoff’s extensive financial, operational, and transactional experience as well as his prior experience as a senior officer in multiple public companies make him well qualified to serve as Chairman of our board of directors.

Hillel Frankel has served as our President and director since inception. Mr. Frankel has over 30 years of experience in international mergers and acquisitions both as a professional and as an owner/operator; the latter resulting in his role as President and director of a public company. His initial experience as a public accountant and then as an attorney specializing in international mergers and acquisitions and taxation for an international Canadian law firm has provided the foundation for diverse business activities. During the past 25 years, he has also been a legal, financial and investment advisor to two high net worth families and been involved in numerous private and public investments. Since 2015, Mr. Frankel’s primary focus has been the negotiation, analysis, and management of private and public investments, both for his own account and high net worth business associates. Since January 2011, Mr. Frankel has served as president of the Sonoma Group, an investment manager and family office. During 2013 and 2014, he served as Chief Financial Officer and Chief Operating Officer of Spector & Co, a North American distributor of promotional products. From 2003 to 2012, Mr. Frankel was President and Director of Madacy Entertainment and its subsidiary/successor entities, Sonoma Entertainment and Countdown Media. In particular, in 2003, he directed all aspects of the leveraged management buy-out of Madacy Entertainment Group from Handleman Company (NYSE: HDL) and assumed the role of President. In 2005, he led and managed the initial public offering and financing of the Madacy Entertainment Income Fund (TSX: MEG-UN), continued as its President and took on its investor relations responsibilities. In 2009, together with an institutional investor, he spearheaded the going private transaction of Madacy Entertainment Income Fund. In 2010, Mr. Frankel designed and implemented the leveraged spin-out and financing of Madacy’s fast-growing international music licensing business into a new entity, Countdown Media, and the spin-out of its mature brick-and-mortar business into a separate entity (Sonoma Entertainment). He then assumed the role of Chief Executive Officer of Countdown Media. In 2011, as Chief Executive Officer of Hamburg, Germany-based Countdown Media, he led an M&A process which culminated in the sale of the business to Bug Music prior to the latter’s sale of its combined business to BMG Rights Management. Mr. Frankel practiced law from 1988 to 1995 with Stikeman Elliott, a Canadian-based international law firm, specializing in international mergers and acquisitions and taxation.

Mr. Frankel received a Bachelor of Commerce and Diploma in Public Accountancy from McGill University and received a Bachelor of Civil Law from McGill University Faculty of Law. We believe Mr. Frankel’s financial, legal, and transactional experience as well as his prior experience as a director and senior officer of a public company make him well qualified to serve on our board of directors.

Peter J.S. Smith has served as our Chief Financial Officer since inception. From September 2018 to September 2020, Mr. Smith was Chief Financial Officer of Paysafe Group, a UK based global payments company. From September 2015 to September 2018, Mr. Smith was Chief Financial Officer of Evertec Inc, (NYSE: EVTC), a US public company delivering payments and financial technology solutions to Puerto Rico and Latin America. From May 2013 to May 2015, Mr. Smith was Chief Accounting Officer and Corporate Senior Vice President of Fidelity National Information Services, Inc. (NYSE: FIS) and from October 2009 to May 2013, he served as Senior Vice President and Segment Controller Payments. From 2008 to 2009, Mr. Smith served as Segment Chief Financial Officer of the Payments Solutions Group of Metavante Technologies, Inc. (NYSE: MV) and from 2005 to 2008, he held finance roles of increasing responsibility at Metavante Corporation. Prior to joining Metavante, Mr. Smith spent seven years in Silicon Valley and served as the worldwide sales controller of Openwave Systems Inc. (Nasdaq: OPWV), commencing in June 2002. Before this role, he worked for PricewaterhouseCoopers LLP in its San Jose, CA office.

Mr. Smith received a Bachelor’s Degree in Economics from the University of Pennsylvania and a Master’s Degree in Taxation from San Jose State University. He is a Certified Public Accountant. We believe Mr. Smith’s financial accounting experience, particularly with financial technology companies, make him well qualified to serve as our Chief Financial Officer.

Mohammad Fraz (“Fraz”) Ahmed is our Senior Vice President of Corporate and Business Development from the date of our initial public offering. From 2015 to 2020, Mr. Ahmed was at Cardtronics plc (Nasdaq: CATM), a financial technology company, where from 2015 to 2018 as a Director, Corporate Development he led and managed strategy and acquisitions and from 2018 to 2020 as a Vice President, Business Development and Product Management he led and managed business development and innovative product initiatives. From 2008 to 2011, Mr. Ahmed was an Associate at Equifin Capital Partners; a private equity firm focused on the financial services, financial technology, and real estate sectors. From 2006 to 2008, he was an investment banker at Lazard Frères & Co. in New York. Mr. Ahmed began his career in 2005 at GE Capital as a member of the Financial Management Leadership Program.

Mr. Ahmed received a Bachelor of Science in Electrical Engineering and Economics from Northwestern University and a Master of Business Administration degree in Finance and Management from The Wharton School at the University of Pennsylvania.

Michelle Ann Gitlitz, Esq., one of our independent directors since the consummation of our initial public offering, has served as General Counsel and Corporate Secretary of Flexa Network Inc., the global leader in pure-digital payments, where she is responsible for advising Flexa on legal, regulatory and risk management matters surrounding payments, digital assets and blockchain technology.  Ms. Gitlitz was a partner at the law firm of Crowell & Moring LLP since September 2019 where she was their Global Head of the firm’s Blockchain and Digital Assets practice and a partner in the White Collar and Regulatory Enforcement and Corporate groups. From 2013 to September 2019, Ms. Gitlitz served as a partner at the law firm of Blank Rome LLP. An experienced regulatory lawyer and litigator, Ms. Gitlitz’s practice focuses on the legal and regulatory issues facing both emerging and established companies that invest in and incorporate blockchain technology and digital assets into their businesses. Ms. Gitlitz’s practice includes the handling of federal and state government regulatory inquiries and enforcement actions relating to financial services, securities, and disclosure issues. Ms. Gitlitz is a board member of the MIT Computational Law Report and a member of and contributor to the Wall Street Blockchain Alliance. Ms. Gitlitz is the founder and serves as president and director of Diversity in Blockchain, Inc., a non-profit organization committed to creating equal, open, and inclusive opportunities in the blockchain industry and the Art and Antiquities Blockchain Consortium, Inc., a non-profit organization committed to creating new ownership paradigms for ancient cultural artifacts by utilizing blockchain-based infrastructure.

Ms. Gitlitz received a Bachelor of Science from Cornell University and a law degree from Brooklyn Law School. We believe Ms. Gitlitz’s extensive knowledge in the Fintech and regulatory space with a particular focus on blockchain and cryptocurrency and her participation in numerous forums focused on Fintech make her well qualified to serve on our board of directors.

Billy Goldstein, one of our independent directors since the date of our initial public offering, is managing director at CDX Advisors, a technology-powered investment banking advisory firm. Mr. Goldstein is also managing partner of Persevent Group LLC, a consulting firm he formed in 2014 focused on the technology, media, telecom and business services industries. From 2015 to 2019, Mr. Goldstein was executive vice president of strategy, corporate development and mergers and acquisitions at Sterling Check Corp. (NASDAQ: STER), a leading global provider of pre-employment background screening and verification technology and services. At Sterling, a Goldman Sachs portfolio company, Mr. Goldstein led and executed the growth strategy which included sourcing, performing due diligence, structuring, acquiring and integrating businesses that grew Sterling into the largest company in its industry globally. Mr. Goldstein was also responsible for leading two of the acquired businesses. From 2009 to 2013, Mr. Goldstein was managing director at Macquarie Capital (USA) Inc. (ASX: MQG), where he was head of North American Telecom Investment Banking. From 1998 to 2009, Mr. Goldstein held various positions at The Goldman Sachs Group, Inc. (NYSE: GS) most recently as managing director in the Global Technology, Media and Telecom Group, where he was head of Wireless Tower sector, head of Global Satellite sector and co-head of Goldman’s firm-wide Hispanic/Latin Investment Banking Network. Mr. Goldstein serves as Senior Advisor at Star Mountain Capital, LLC, a specialized asset management firm, since 2014 and is a board member and vice president of the Children’s Brain Tumor Foundation.

Mr. Goldstein received a Bachelor of Science in Engineering, with the highest distinction, in electrical engineering from the University of Pennsylvania and an MBA, with honors, from Harvard Business School. We believe Mr. Goldstein is qualified to be on our board of directors due to his extensive advisory, transactional, and principal investment experiences, as well as his experience sourcing, integrating and leading acquired businesses.

Jay Itzkowitz, one of our independent directors since the date of our initial public offering, has served as Executive Vice President and General Counsel of SD Malkin Properties, which operates Value Retail PLC and The Bicester Village Shopping Collection, from 2016 to the present. Mr. Itzkowitz has also served as Executive Vice President and General Counsel of New York Hockey Holdings LLC, the owner of the New York Islanders of the National Hockey League, since 2016. Mr. Itzkowitz also served as an independent director of Pininfarina S.p.A. (PINF.MI), the car design company, since 2015. Mr. Itzkowitz was previously Senior Vice President and General Counsel of Global Eagle Entertainment (“Global Eagle”) (Nasdaq: ENT), the in-flight communications technology company and a leading provider of in-flight entertainment content to the airline industry, from 2013 to 2016. Prior to joining Global Eagle, he was a Partner and Senior Managing Director of the financial services firm Cantor Fitzgerald and its affiliate BGC Partners (Nasdaq: BGCP) for ten years, based in London. Mr. Itzkowitz also served as an independent director of Silver Eagle Acquisition Corp. (OTCQB: EAGL), which merged with Indian satellite pay TV provider Videocon to become Videocond2h Limited (Nasdaq: VDTH) in 2015. Mr. Itzkowitz previously held senior positions in the media business. He was the Senior Vice President for Mergers and Acquisitions of Vivendi Universal (VIV.PA), the French media group, and earlier, he spent 10 years with News Corporation (NYSE: NWS). Mr. Itzkowitz served as Senior Vice President of Fox Entertainment Group in Los Angeles, chief legal officer of News International in London, and Executive Vice President of Sky Global Networks in New York. Earlier in his career, Mr. Itzkowitz was the Senior Vice President of Business and Legal Affairs at Carolco Pictures. He began his career as a corporate and mergers and acquisitions lawyer at Paul Weiss Rifkind Wharton & Garrison in New York.

Mr. Itzkowitz received a Bachelor’s Degree in History and Literature from Harvard University and a J.D. from Rutgers Law School. He is a member of the Bar of California, and his securities industry qualifications have included NASD Series 7 (General Securities Representative), and Series 24 (General Securities Principal). We believe Mr. Itzkowitz’s legal, financial and transactional experience, and his experience as a director and officer of public companies make him well qualified to serve on our board of directors.

Alok Sama, one of our independent directors since the date of our initial public offering, currently serves as a Senior Advisor to Warburg Pincus LLC, a New York based private equity firm, a role he has held since January 2020, and as Senior Advisor to The Raine Group, an investment banking firm, a role he has held since December 2019.

Mr. Sama was formerly President and Chief Financial Officer of SoftBank Group International (“SBGI”) and Chief Strategy Officer for SoftBank Group Corp. (“SBG”) (OTCMKTS: SFTBF) and from April 2019 to February 2020 served as a Senior Advisor at SBGI. His responsibilities included corporate development, mergers and acquisition, all proprietary investments and investor relations for SBG. Additionally, Mr. Sama was responsible for the finance functions for SBGI and its operating affiliates. While at SBG, from September 2014 to April 2019, Mr. Sama led the $59 billion merger of Sprint and T-Mobile, the $34 billion acquisition of ARM Holdings Plc, the $10 billion disposition of SoftBank’s stake in Alibaba Group Holding (NYSE: BABA), the $8.6 billion sale of Supercell Oy to Tencent Holdings (OTCMKTS: TCTZF), and the restructuring of SoftBank’s holding in Yahoo Japan. Mr. Sama was also responsible for multiple growth capital investments across technology verticals, including ride sharing, fintech, and communications. Mr. Sama represented SBG as a board member at Arm Holdings, Fortress Investment Group, SoFi, Brightstar Corporation, Softbank Energy, SoftBank Group Capital, and Airtel Africa (LON: AAF). Mr. Sama has over 30 years of investment banking, capital market and investment experience. He was formerly a senior Managing Director at Morgan Stanley and while at Morgan Stanley, he led the firm’s communications practice in Europe and the technology, media and telecom (TMT) practices in the Asia-Pacific region. He also established Morgan Stanley’s capital markets business in Asia, and the investment banking practice in India. His experience includes merger and acquisition advisory, IPOs, restructuring and financing transactions for clients in North America, Europe and Asia. Mr. Sama co-founded Baer Capital Partners, an alternative asset management firm focused on India, in partnership with the Baer family and Dubai Holding and currently serves as a Director of Baer Capital Partners.

Mr. Sama received a Bachelor of Arts in Mathematics from St. Stephen’s College and a Master of Business Administration in Finance from The Wharton School. We believe Mr. Sama is qualified to be on our board of directors due to his extensive advisory, investment and merger and acquisition experience, as well as his experience sourcing and integrating acquired businesses.

Paul Wharshavsky, one of our independent directors since the date of our initial public offering, currently serves as the Co-Founder of POW! Interactive, a holding company targeting acquisitions in the space of fandom, interactive, gaming, and consumer entertainment businesses.  Mr. Wharshavsky also serves as a Venture Partner for Lalotte Ventures, an early stage venture capital fund, part of a Private Family Office investing and empowering entrepreneurs in emerging technologies across Sports, Media and Entertainment. From 2014 to 2019, Mr. Wharshavsky was an associate at SpringOwl Asset Management LLC, a New York-based investment management firm established in 2013. At SpringOwl, Mr. Wharshavsky was responsible for research related to the firm’s activist investing efforts and also focused on technology, gaming and lodging, real estate and consumer investments.

Mr. Wharshavsky received a Bachelor of Arts in Economics and a Master of Science (MS in Accounting) from New York University. We believe Mr. Wharshavsky’s financial, accounting, investment and transactional experience in the technology space make him well qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our common stock (or, prior to our initial business combination, a majority of the holders of our founder shares). We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Mr. Wharshavsky, Mr. Itzkowitz and Mr. Goldstein. Mr. Goldstein serves as the chair of the audit committee.

Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Mr. Wharshavsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Ms. Gitlitz and Messrs. Itzkowitz and Sama. Mr. Itzkowitz serves as the chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Wharshavsky, Mr. Itzkowitz and Mr. Goldstein. In accordance with Rule 5605 of Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Our form of Code of Ethics and our audit committee charter are available at our website (https://joffspac.com/corporate-governance/). We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

We pay Mr. Ahmed, our Senior Vice President of Corporate and Business Development, $6,000 per month for his services prior to the consummation of our initial business combination When we completed our initial public offering, we paid Mr. Ahmed an accrued amount of $6,000 per month from November 1, 2020 to the date of our initial public offering. We will also pay Mr. Ahmed a fee of at least $150,000, which may be increased to up to $500,000 by our board of directors, in its sole discretion, which fee is payable upon the successful completion of our initial business combination. Other than Mr. Ahmed, none of our officers will receive any cash compensation for services rendered to us.

We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 51,750,000 shares of our common stock, consisting of (i) 41,400,000 shares of our Class A common stock and (ii) 10,350,000 shares of our Class B common stock, issued and outstanding as of March 30, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
JOFF Fintech Holdings LP(3)			10,350,000	100.0%	20.0%
Joel Leonoff(3)			10,350,000	100.0%	20.0%
Hillel Frankel(3)			10,350,000	100.0%	20.0%
Peter Smith(4)			-	-
Fraz Ahmed(4)			-	-
Michelle Ann Gitlitz(4)			-
Billy Goldstein(4)			-	-
Jay Itzkowitz(4)			-	-
Alok Sama(4)			-	-
Paul Wharshavsky(4)			-	-
All directors and officers as a group (9 individuals)			10,350,000	100.0%	20.0%
Greater than 5% Beneficial Owners
Saba Capital Management, L.P.(5)	2,314,949	5.6%			5.1%
HGC Investment Management Inc. (6)	2,528,330	6.15%			4.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Our sponsor is the record holder of such shares. Joeleo GP Services LLC is the general partner of our sponsor. The managing members of Joeleo GP Services LLC are Joel Leonoff and Hillel Frankel. Consequently, Joel Leonoff and Hillel Frankel may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Joel Leonoff and Hillel Frankel disclaim beneficial ownership of any shares other than to the extent they may have a pecuniary interest therein, directly or indirectly.

(4)	Each of our officers and directors is a direct or indirect member of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(5)	According to Schedule 13G filed December 17, 2021, the listed shares of Class A common stock are owned jointly by Saba Capital Management, LP, Saba Capital Management GP, LLC and Boaz R. Weinstein. Boaz R. Weinstein is the founder of Saba Capital Management. The principal business address for each of Saba Capital L, Saba Capital Management GP, LLC and Boaz R. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to Schedule 13G filed February 14, 2022, HGC Investment Management Inc., which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (“Fund”) with respect to the shares held by the reporting person on behalf of the Fund. The address of the business office of the reporting person is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On February 4, 2021, we effected a stock dividend of 0.2 shares for each share of Class B common stock outstanding, resulting in our initial stockholders holding an aggregate of 10,350,000 founder shares. As such, our initial stockholders will collectively own 20% of our outstanding shares of common stock after our initial public offering (assuming they do not purchase any units in our initial public offering) and will have the right to elect all of our directors prior to our initial business combination.

Our sponsor has purchased an aggregate of 6,853,333 private placement warrants for a purchase price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering, generating gross proceeds of $10,280,000. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Item 1. Business”, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or in the case of a non-compete restriction, may not present such opportunity to us at all. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We pay our sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We pay Mr. Ahmed, our Senior Vice President of Corporate and Business Development, $6,000 per month for his services prior to the consummation of our initial business combination (and we paid Mr. Ahmed an accrued amount of $6,000 per month from November 1, 2020 to the date of our initial public offering). We will also pay Mr. Ahmed a fee of at least $150,000, which may be increased to up to $500,000 by our board of directors, in its sole discretion, which fee is payable upon the successful completion of our initial business combination.

We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses related to the organization of our company and our initial public offering pursuant to a promissory note. As of December 31, 2021, there was $80,000 in outstanding borrowings under the promissory note. This loan is non-interest bearing and is currently due on demand.

In order to fund working capital deficiencies or to finance transaction costs in connection with an initial business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company complete the initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. As of December 31, 2021 and March 30, 2022, there were no outstanding Working Capital Loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Person Transaction Policy

While we have not adopted a formal policy for the review, approval or ratification of related party transactions, our audit committee reviews our recorded related party transactions in its review of our financial statements and verbally confirms with management, auditors and corporate counsel that all such transactions have been properly recorded and disclosed in accordance with required financial reporting and SEC rules.

We have adopted a written policy relating to the approval of related person transactions. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

In the course of its review and approval or ratification of a related party transaction, the audit committee will, in its judgment, consider in light of the relevant facts and circumstances whether the transaction is, or is not inconsistent with, our best interests, including consideration of various factors enumerated in the policy.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. Our policy also includes certain exceptions for transactions that need not be reported and provides the audit committee with the discretion to pre-approve certain transactions.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have five “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 11, 2020 (inception) through December 31, 2020 totaled $77,560 and $15,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from August 11, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services rendered for tax planning and tax advice that are normally provided by Marcum. The aggregate fees billed by Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from August 11, 2020 (inception) through December 31, 2020 were $7,725 and $0, respectively.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from August 11, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

JOFF FINTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of JOFF Fintech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JOFF Fintech Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from August 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

Costa Mesa, CA

March 30, 2022

PCAOB #688

JOFF FINTECH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$665,537	$34,882
Prepaid expenses	726,588	—
Total Current Assets	1,392,125	34,882

Deferred offering costs	—	159,700
Cash and marketable securities held in Trust Account	414,081,086	—
TOTAL ASSETS	$415,473,211	$194,582

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,141,003	$12,519
Accrued offering costs	5,000	—
Promissory note – related party	80,000	170,953
Total Current Liabilities	1,226,003	183,472

Deferred underwriting fee payable	14,490,000	—
Warrant liabilities	14,267,238	—
Total Liabilities	29,983,241	183,472

Commitments and Contingencies

Class A common stock subject to possible redemption; 41,400,000 and no shares at redemption value as of December 31, 2021 and 2020, respectively	414,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding as of December 31, 2021 and 2020	1,035	1,035
Additional paid-in capital	—	23,965
Accumulated deficit	(28,511,065)	(13,890)
Total Stockholders’ (Deficit) Equity	(28,510,030)	11,110
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$415,473,211	$194,582

The accompanying notes are an integral part of the financial statements.

JOFF FINTECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 11, 2020 (Inception) through December 31,
	2021	2020
Operating and formation costs	$2,897,125	$13,890
Loss from operations	(2,897,125)	(13,890)

Other income:
Interest earned on marketable securities held in Trust Account	100,535	—
Unrealized loss on marketable securities held in Trust Account	(19,449)	—
Transaction costs incurred in connection with warrant liability	(1,227,747)	—
Loss on initial issuance of Private Placement Warrants	(1,233,600)	—
Change in fair value of warrant liabilities	20,430,361	—
Other income, net	18,050,100	—

Income (loss) income before income taxes	15,152,975	(13,890)
Benefit from (provision for) income taxes	—	—
Net income	$15,152,975	$(13,890)

Weighted average shares outstanding of Class A common stock	36,863,014	—
Basic and diluted income per share, Class A common stock	$0.32	$—
Basic and diluted weighted average shares outstanding, Class B common stock	10,202,055	10,350,000
Basic and diluted net income per share, Class B common stock	$0.32	$—

The accompanying notes are an integral part of the financial statements.

JOFF FINTECH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance – August 11, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	—	—	(13,890)	(13,890)
Balance – December 31, 2020	—	—	10,350,000	1,035	23,965	(13,890)	11,110

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,965)	(43,650,150)	(43,674,115)

Net income	—	—	—	—	—	15,152,975	15,152,975
Balance – December 31, 2021	—	$—	10,350,000	$1,035	$—	$(28,511,065)	$(28,510,030)

The accompanying notes are an integral part of the financial statements.

JOFF FINTECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 11, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$15,152,975	$(13,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(20,430,361)	—
Loss on initial issuance of Private Placement Warrants	1,233,600	—
Transaction costs incurred in connection with warrant liability	1,227,747	—
Interest earned on marketable securities held in Trust Account	(100,535)	—
Unrealized loss on marketable securities held in Trust Account	19,449	—
Changes in operating assets and liabilities:
Prepaid expenses	(726,588)	—
Accounts payable and accrued expenses	1,128,484	12,519
Net cash used in operating activities	(2,495,229)	(1,371)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)	—
Net cash used in investing activities	(414,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	407,220,000	—
Proceeds from sale of Private Placement Warrants	10,280,000	—
Proceeds from promissory note – related party	109,047	170,953
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(283,163)	(134,700)
Net cash provided by financing activities	417,125,884	36,253

Net Change in Cash	630,655	34,882
Cash – Beginning	34,882	—
Cash – Ending	$665,537	$34,882

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000	$—
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Accretion for Class A ordinary shares to redemption amount	$(43,674,115)	$—
Deferred underwriting fee payable	$14,490,000	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 3.

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

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had $665,537 in its operating bank accounts, $414,081,085 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $247,207.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note has a remaining balance of $80,000 as of December 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 11, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$11,868,342	$3,284,633	$—	$(13,890)
Denominator:
Basic and diluted weighted average shares outstanding	36,863,014	10,202,055	—	9,000,000

Basic and diluted net income (loss) per common share	$0.32	$0.32	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement warrants and the purchase of $1.50 per share, the Company recorded a charge of $1.2 million as of the date of the Private Placement which is included in the loss on initial issuance of Private Placement Warrants in the statements of operations for the year ended December 31, 2021.

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

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of the year ended December 31, 2021, the Company incurred and paid administrative expenses of $55,000. For the period from August 11, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

Promissory Note – Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of December 31, 2021 and 2020, there was $80,000 and $170,953, respectively, outstanding under the Note, which is currently due on demand.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

At December 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$13,246	$—
Unrealized loss on securities	3,044
Startup Costs	575,079	—
Total deferred tax assets	591,369	—
Valuation Allowance	(591,369)	—
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(591,369)	—

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	591,369	—

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $63,076 of U.S. federal net operating loss carryovers available to offset future taxable income and be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $591,369. For the period from August 11, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $0.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	-%
Loss on initial issuance of Private Placement Warrants	1.7%	-%
Transaction costs allocated to warrants	1.7%	-%
Change in fair value of warrant liabilities	(28.3)%	-%
Valuation allowance	3.9%	-%
Income tax provision	-%	-%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses as well as the change in the fair value of the warrant liability and the warrant issuance costs. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$414,081,085

Liabilities:
Warrant Liability – Public Warrants	1	$9,520,620
Warrant Liability – Private Placement Warrants	2	$4,746,618

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The fair value of the Public and Private Warrants is estimated using a Binomial Lattice in a risk-neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. Subsequent to the detachment the Public Warrants were valued using the publicly listed trading price as of the balance sheet date, which is considered to be a level 1 due to the use of an observable market quote in an active market.

The Private Warrants were initially valued using binomial lattice in a risk neutral framework (a special case of the Income Approach), which is considered to be a Level 3 fair value measurement. The Primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. As of December 31, 2021, the fair value of the Private Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms, however they are not actively traded, as such were listed as a Level 2 in the hierarchy table below. The Change in fair value is recognized in the condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 9, 2021 (Initial Measurement)	As of December 31, 2021
Stock Price	$10.00	$9.75
Strike price	$11.50	$11.50
Term (in years)	5.0	4.40
Volatility	25.0%	13.8%
Risk-free rate	0.65%	1.17%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(6,766,981)	(13,663,380)	(20,430,361)
Fair value as of December 31, 2021	$4,746,618	$9,520,620	$14,267,238

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(6,766,981)	(11,730,000)	(18,496,981)
Transfer to Level 1	—	(11,454,000)	(11,454,000)
Transfer to Level 2	(4,746,618)	—	(4,746,618)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $11.5 million. The estimated fair value of the Private Warrants transferred from a Level 3 to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $4.7 million.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, Dated February 4, 2021, by and between the Company and RBC Capital Markets, LLC, as representatives of the several underwriters (4)
3.1	Amended and Restated Certificate of Incorporation (4)
3.3	Bylaws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent (4)
4.5	Description of Registered Securities.*
10.1	Promissory Note, Dated August 20, 2020, Issued to JOFF Fintech Holdings LP (1)
10.2	Investment Management Trust Agreement, Dated February 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (4)
10.3	Registration Rights Agreement, Dated February 4, 2021, by and among the Company and the Sponsor (4)
10.4	Private Placement Warrants Purchase Agreement, Dated February 4, 2021, by and between the Company and the Sponsor (4)
10.5	Administrative Services Agreement, Dated February 4, 2021, by and between the Company and the Sponsor (4)
10.7	Form of Indemnity Agreement (2)
10.9	Form of Consulting Agreement between the Registrant and MFA Growth, LLC (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline SBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 19, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 28, 2021.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 01, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 10, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	JOFF FINTECH ACQUISITION CORP.

	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joel Leonoff	Chief Executive Officer and Director	March 30, 2022
Joel Leonoff	(Principal Executive Officer)

/s/ Hillel Frankel	President, Secretary and Director	March 30, 2022
Hillel Frankel

/s/ Peter J.S. Smith	Chief Financial Officer	March 30, 2022
Peter J.S. Smith	(Principal Financial and Accounting Officer)

/s/ Michelle Ann Gitlitz	Director	March 30, 2022
Michelle Ann Gitlitz

/s/ Billy Goldstein	Director	March 30, 2022
Billy Goldstein

/s/ Jay Itzkowitz	Director	March 30, 2022
Jay Itzkowitz

/s/ Alok Sama	Director	March 30, 2022
Alok Sama

/s/ Paul Wharshavskyf	Director	March 30, 2022
Paul Wharshavsky