Form 10-Q
period 2022-03-31
JOFF Fintech Acquisition Corp.
filed 2022-05-16
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 41,400,000 shares of Class A common stock, $0.0001 par value and 10,350,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JOFF FINTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash	$368,626	$665,537
Prepaid expenses	586,081	726,588
Total Current Assets	954,707	1,392,125

Cash and marketable securities held in Trust Account	414,118,350	414,081,086
TOTAL ASSETS	$415,073,057	$415,473,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,945,170	$1,141,003
Accrued offering costs	—	5,000
Promissory note – related party	80,000	80,000
Total Current Liabilities	2,025,170	1,226,003

Deferred underwriting fee payable	14,490,000	14,490,000
Warrant liabilities	5,390,520	14,267,238
Total Liabilities	21,905,690	29,983,241

Commitments and Contingencies
Class A common stock subject to possible redemption; 41,400,000 shares at redemption value	414,000,000	414,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(20,833,668)	(28,511,065)
Total Stockholders’ Deficit	(20,832,633)	(28,510,030)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$415,073,057	$415,473,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Operating and formation costs	$1,236,585	$263,919
Loss from operations	(1,236,585)	(263,919)

Other income:
Interest earned on marketable securities held in Trust Account	99,755	16,774
Unrealized gain (loss) on marketable securities held in Trust Account	(62,491)	14,280
Transaction costs incurred in connection with warrant liability	—	(1,227,747)
Loss on initial issuance of private warrants	—	(1,233,600)
Change in fair value of warrant liability	8,876,718	17,555,333
Total other income, net	8,913,982	15,125,040

Net income	$7,677,397	$14,861,121

Weighted average shares outstanding of Class A common stock	41,400,000	23,000,000
Basic and diluted income per share, Class A common stock	$0.15	$0.45

Basic and diluted weighted average shares outstanding, Class B common stock	10,350,000	9,750,000
Basic and diluted net income per share, Class B common stock	$0.15	$0.45

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	10,350,000	$1,035	$—	$(28,511,065)	$(28,510,030)

Net income	—	—	—	—	—	7,677,397	7,677,397

Balance – March 31, 2022	—	$—	10,350,000	$1,035	$—	$(20,833,668)	$(20,832,633)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	—	10,350,000	1,035	23,965	(13,890)	11,110

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(23,965)	(43,650,150)	(43,674,115)

Net income	—	—	—	—	—	14,861,121	14,861,121

Balance – March 31, 2021	—	$—	10,350,000	$1,035	$—	$(28,802,919)	$(28,801,884)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$7,677,397	$14,861,121
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(8,876,718)	(17,555,333)
Loss on initial issuance of private warrants	—	1,233,600
Transaction costs incurred in connection with warrant liability	—	1,227,747
Interest earned on marketable securities held in Trust Account	(99,755)	(16,774)
Unrealized gain (loss) on marketable securities held in Trust Account	62,491	(14,279)
Changes in operating assets and liabilities:
Prepaid expenses	140,507	(1,105,775)
Accrued expenses	804,167	63,350
Net cash used in operating activities	(291,911)	(1,306,343)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(414,000,000)
Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$—	$407,220,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from promissory note – related party	—	109,047
Repayment of promissory note – related party	—	(50,000)
Payment of offering costs	(5,000)	(267,713)
Net cash (used in) provided by financing activities	$(5,000)	$417,291,334

Net Change in Cash	(296,911)	1,984,991
Cash – Beginning of period	665,537	34,882
Cash – End of period	$368,626	$2,019,873

Non-Cash investing and financing activities:
Offering costs include in accrued offering costs	$—	$20,450
Initial classification of Class A common stock subject to possible redemption	$—	$414,000,000
Deferred underwriting fee payable	$—	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had $368,626 in its operating bank accounts, $414,118,350 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $952,113 (including $118,350 added back for trust available for withdrawal to pay accrued franchise tax obligations).

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the private placement not held in the Trust Account. The Note has a remaining balance of $80,000 as of March 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 9, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period, and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	$(23,184,000)
Class A common stock issuance costs	(20,490,115)
Plus:
Remeasurement of carrying value to redemption value	$43,674,115

Class A common stock subject to possible redemption	$414,000,000

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 due to the valuation allowance recorded on the Company’s net operating losses.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$6,141,918	$1,535,479	$10,436,818	$4,424,303
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	23,000,000	9,750,000

Basic and diluted net income per common share	$0.15	$0.15	$0.45	$0.45

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement Warrants and the purchase of $1.50 per share, the Company recorded a charge of $1,227,747 as of the date of the Private Placement which is included in the loss on initial issuance of Private Placement Warrants in the statements of operations for the three months ended March 31, 2022.

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of the three months ended March 31, 2022 and 2021, the Company incurred administrative expenses of $15,000 and $10,000, respectively, of which $5,000 were included to accrued expenses in the accompanying balance sheet as of March 31, 2022.

Promissory Note – Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was $80,000 and $80,000, respectively, outstanding under the Note, which is currently due on demand.

Executive Compensation

On February 9, 2021 the Company agreed to pay Mohammad Fraz Ahmed, its Senior Vice President of Corporate and Business Development, $6,000 per month for his services prior to the consummation of the Business Combination. The Company will also pay Mr. Ahmed a fee of at least $150,000, which may be increased up to $500,000 by the Company’s board of directors, in its sole discretion, which fee is payable upon the successful completion of the Company’s Initial Business Combination.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

At March 31, 2022 and December 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$414,118,350	$414,081,086

Liabilities:
Warrant Liability – Public Warrants	1	$3,601,800	$9,520,620
Warrant Liability – Private Placement Warrants	2	$1,788,720	$4,746,618

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$4,746,618	$9,520,620	$14,267,238
Change in fair value of warrant liabilities	(2,957,898)	(5,918,820)	(8,876,718)
Fair value as of March 31, 2022	$1,788,720	$3,610,800	$5,390,520

The following table represents the changes in the fair value of Level 3 warrant liabilities at March 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(5,825,333)	(11,730,000)	(17,555,333)
Transfer to Level 1	—	(11,454,000)	(11,454,000)
Fair value as of March 31, 2021	$5,688,266	—	5,688,266

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfer made during the three months ended March 31, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $7,677,397, which consists of changes in fair value of warrant liabilities of $8,876,718 and interest earned on marketable securities held in Trust Account of $99,755, offset by formation and operational costs of $1,236,585 and unrealized loss on marketable securities held in Trust Account of $62,491.

For the three months ended March 31, 2021, we had a net income of $14,861,121, which consists of changes in fair value of warrant liabilities of $17,555,333, interest earned on marketable securities held in Trust Account of $16,774 and unrealized loss on marketable securities held in Trust Account of $14,280, offset by formation and operational costs of $263,919, transaction costs incurred in connection with warrant liabilities of $1,227,747 and initial loss on issuance of private warrants of $1,233,600.

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

For the three months ended March 31, 2022, cash used in operating activities was $291,911. Net income of $7,677,397 was affected by the change in the fair value of Warrants of $8,876,718, interest earned on marketable securities held in the Trust Account of $99,755 and an unrealized loss on marketable securities held in the Trust Account of $62,491. Changes in operating assets and liabilities provided $944,674 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $1,306,343. Net income of $14,861,121 was affected by the change in the fair value of Warrants of $17,555,333, transaction costs incurred in connection with warrant liabilities of $1,227,747, initial loss on issuance of Private Placement Warrants of $1,233,600, interest earned on marketable securities held in the Trust Account of $16,774 and an unrealized loss on marketable securities held in the Trust Account of $14,279. Changes in operating assets and liabilities used $1,042,425 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $414,118,350 (including $118,350 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $368,626. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed balance sheets.

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC for our Initial Public Offering and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 30, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in in the above-referenced filings except for the following.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our Business Combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete a Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

restrictions on the nature of our investments; and

restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

registration as an investment company with the SEC;

adoption of a specific form of corporate structure; and

reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of this offering; (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial Business Combination within 24 months, from the closing of this offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and thus to be subject to the Investment Company Act.

We are aware of litigation against certain special purpose acquisition companies asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not considered an investment company and thus to be subject to the Investment Company Act.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as is described in the Company’s final prospectus related to our Initial Public Offering.

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

JOFF FINTECH ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Peter J.S. Smith
	Name:	Peter J.S. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)