Form 10-Q
period 2022-06-30
JOFF Fintech Acquisition Corp.
filed 2022-08-15
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 41,400,000 shares of Class A common stock, $0.0001 par value and 10,350,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JOFF FINTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets

Cash	$137,942	$665,537
Prepaid expenses	426,646	726,588
Total Current Assets	564,588	1,392,125

Cash and marketable securities held in Trust Account	414,662,703	414,081,086
TOTAL ASSETS	$415,227,291	$415,473,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,839,581	$1,141,003
Accrued offering costs	—	5,000
Income taxes payable	52,799	—
Promissory note – related party	80,000	80,000
Total Current Liabilities	1,972,380	1,226,003

Deferred underwriting fee payable	14,490,000	14,490,000
Warrant liabilities	2,271,867	14,267,238
Total Liabilities	18,734,247	29,983,241

Commitments and Contingencies
Class A common stock subject to possible redemption; 41,400,000 shares at redemption value	414,327,296	414,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(17,835,287)	(28,511,065)
Total Stockholders’ Deficit	(17,834,252)	(28,510,030)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$415,227,291	$415,473,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating and formation costs	$284,530	$499,706	$1,521,115	$763,625
Loss from operations	(284,530)	(499,706)	(1,521,115)	(763,625)

Other income (loss):
Interest earned on marketable securities held in Trust Account	540,803	29,461	640,558	46,235
Unrealized gain (loss) on marketable securities held in Trust Account	3,550	(33,603)	(58,941)	(19,323)
Transaction costs incurred in connection with warrant liability	—	—	—	(1,227,747)
Loss on initial issuance of private warrants	—	—	—	(1,233,600)
Change in fair value of warrant liability	3,118,653	(3,924,134)	11,995,371	13,631,199
Total other income, net	3,663,006	(3,928,276)	12,576,988	11,196,764

Income (Loss) before provision for income taxes	3,378,476	(4,427,982)	11,055,873	10,433,139
Provision for income taxes	(52,799)	—	(52,799)	—
Net income (loss)	$3,325,677	$(4,427,982)	$11,003,074	$10,433,139

Weighted average shares outstanding of Class A common stock	41,400,000	41,400,000	41,400,000	32,250,829
Basic and diluted income (loss) per share, Class A common stock	$0.06	$(0.09)	$0.21	$0.25

Basic and diluted weighted average shares outstanding, Class B common stock	10,350,000	10,350,000	10,350,000	10,051,657
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.09)	$0.21	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	10,350,000	$1,035	$—	$(28,511,065)	$(28,510,030)

Net income	—	—	—	—	—	7,677,397	7,677,397

Balance – March 31, 2022	—	$—	10,350,000	$1,035	$—	$(20,833,668)	$(20,832,633)

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(327,296)	(327,296)

Net income	—	—	—	—	—	3,325,677	3,325,677

Balance – June 30, 2022	—	$—	10,350,000	$1,035	$—	$(17,835,287)	$(17,834,252)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	—	10,350,000	1,035	23,965	(13,890)	11,110

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(23,965)	(43,650,150)	(43,674,115)

Net income	—	—	—	—	—	14,861,121	14,861,121

Balance – March 31, 2021	—	$—	10,350,000	$1,035	$—	$(28,802,919)	$(28,801,884)

Net loss	—	—	—	—	—	(4,427,982)	(4,427,982)

Balance – June 30, 2021	—	$—	10,350,000	$1,035	$—	$(33,230,901)	$(33,229,866)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30,	For the Six months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$11,003,074	$10,433,139
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(11,995,371)	(13,631,199)
Loss on initial issuance of private warrants	—	1,233,600
Transaction costs incurred in connection with warrant liability	—	1,227,747
Interest earned on marketable securities held in Trust Account	(640,558)	(46,235)
Unrealized gain on marketable securities held in Trust Account	58,941	19,324
Changes in operating assets and liabilities:
Prepaid expenses	299,942	(943,690)
Accrued expenses	698,578	315,208
Income taxes payable	52,799	—
Net cash used in operating activities	(522,595)	(1,392,106)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(414,000,000)
Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$—	$407,220,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from promissory note – related party	—	109,047
Repayment of promissory note – related party	—	(50,000)
Payment of offering costs	(5,000)	(283,163)
Net cash (used in) provided by financing activities	$(5,000)	$417,275,884

Net Change in Cash	(527,595)	1,883,778
Cash – Beginning of period	665,537	34,882
Cash – End of period	$137,942	$1,918,660

Non-Cash investing and financing activities:
Offering costs include in accrued offering costs	$—	$5,000
Initial classification of Class A common stock subject to possible redemption	$—	$414,000,000
Deferred underwriting fee payable	$—	$14,490,000
Remeasurement for Class A ordinary shares to redemption amount	$327,296	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had $137,942 in its operating bank accounts, $414,662,703 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,072,385 (including $335,407 added back for trust available for withdrawal to pay accrued franchise tax obligations).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the private placement not held in the Trust Account. The Note has a remaining balance of $80,000 as of June 30, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	$(23,184,000)
Class A common stock issuance costs	(20,490,115)
Plus:
Remeasurement of carrying value to redemption value	$43,674,115
Class A common stock subject to possible redemption 12/31/21	$414,000,000
Plus:
Remeasurement of carrying value to redemption value	$327,296
Class A common stock subject to possible redemption 06/30/22	$414,327,296

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

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.56% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.48% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,660,542	$665,135	$(3,542,386)	$(885,596)
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income (loss) per common share	$0.06	$0.06	$(0.09)	$(0.09)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$8,802,459	$2,200,615	$7,954,080	$2,479,059
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	32,250,829	10,051,657

Basic and diluted net income per common share	$0.21	$0.21	$0.25	$0.25

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement Warrants and the purchase of $1.50 per share, the Company recorded a charge of $1,227,747 as of the date of the Private Placement which is included in the loss on initial issuance of Private Placement Warrants in the statements of operations for the three and six months ended June 30, 2022.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of the three and six months ended June 30, 2022 and 2021, the Company incurred administrative expenses of $15,000 and $30,000, $10,000 and $25,000, respectively, of which $5,000 were included to accrued expenses in the accompanying balance sheet as of June 30, 2022.

Promissory Note – Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was $80,000 and $80,000, respectively, outstanding under the Note, which is currently due on demand.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

At June 30, 2022 and December 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$414,662,703	$414,081,086

Liabilities:
Warrant Liability – Public Warrants	1	$1,518,000	$9,520,620
Warrant Liability – Private Placement Warrants	2	$753,867	$4,746,618

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$4,746,618	$9,520,620	$14,267,238
Change in fair value of warrant liabilities	(2,957,898)	(5,918,820)	(8,876,718)
Fair value as of March 31, 2022	$1,788,720	$3,610,800	$5,390,520
Change in fair value of warrant liabilities	(1,034,853)	(2,083,800)	(3,118,653)
Fair value as of June 30, 2022	$753,867	$1,518,000	$2,271,867

The following table represents the changes in the fair value of Level 3 warrant liabilities at June 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(5,825,333)	(11,730,000)	(17,555,333)
Transfer to Level 1	—	(11,454,000)	(11,454,000)
Fair value as of March 31, 2021	$5,688,266	—	5,688,266
Change in fair value of warrant liabilities	1,302,134	—	1,302,134
Fair value as of June 30, 2021	$6,990,400	—	6,990,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfer made during the three and six months ended June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $3,325,677, which consists of changes in fair value of warrant liabilities of $3,118,653, interest earned on marketable securities held in Trust Account of $540,803 and unrealized gain on marketable securities held in Trust Account of $3,550, offset by formation and operational costs of $284,530 and provision to income taxes of $52,799.

For the six months ended June 30, 2022, we had a net income of $11,003,074, which consists of changes in fair value of warrant liabilities of $11,995,371 and interest earned on marketable securities held in Trust Account of $640,558, offset by formation and operational costs of $1,521,115, provision to income taxes of $52,799 and unrealized loss on marketable securities held in Trust Account of $58,941.

For the three months ended June 30, 2021, we had a net loss of $4,427,982, which consists of changes in fair value of warrant liabilities of $3,924,134, formation and operational costs of $499,706 and unrealized loss on marketable securities held in Trust Account of $33,603, offset by interest earned on marketable securities held in Trust Account of $29,461.

For the six months ended June 30, 2021, we had a net income of $10,433,139, which consists of changes in fair value of warrant liabilities of $13,631,199, interest earned on marketable securities held in Trust Account of $46,235, offset by formation and operational costs of $763,625, transaction costs incurred in connection with warrant liabilities of $1,227,747, initial loss on issuance of private warrants of $1,233,600 and unrealized loss on marketable securities held in Trust Account of $19,323.

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

For the six months ended June 30, 2022, cash used in operating activities was $522,595. Net income of $11,003,074 was affected by the change in the fair value of Warrants of $11,995,371, interest earned on marketable securities held in the Trust Account of $640,558 and an unrealized loss on marketable securities held in the Trust Account of $58,941. Changes in operating assets and liabilities provided $1,051,319 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,392,106. Net income of $10,433,139 was affected by the change in the fair value of Warrants of $13,631,199, transaction costs incurred in connection with warrant liabilities of $1,227,747, initial loss on issuance of Private Placement Warrants of $1,233,600, interest earned on marketable securities held in the Trust Account of $19,324 and an unrealized loss on marketable securities held in the Trust Account of $46,235. Changes in operating assets and liabilities used $628,482 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $414,662,703 (including $662,703 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $137,942. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in (i) our final prospectus filed with the SEC for our Initial Public Offering, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 30, 2022, and (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2-22, as filed with the SEC on May 16, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in in the above-referenced filings except for the following.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and do not expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However. if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the registration statement for the Initial Public Offering.

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

JOFF FINTECH ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Peter J.S. Smith
	Name:	Peter J.S. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)