Form 10-Q
period 2022-09-30
JOFF Fintech Acquisition Corp.
filed 2022-11-07
CIK 1824149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 41,400,000 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

JOFF FINTECH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash	$207,471	$665,537
Prepaid expenses	262,333	726,588
Total Current Assets	469,804	1,392,125

Cash and marketable securities held in Trust Account	416,762,224	414,081,086
TOTAL ASSETS	$417,232,028	$415,473,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,870,408	$1,141,003
Accrued offering costs	—	5,000
Income taxes payable	548,567	—
Promissory note – related party	80,000	80,000
Total Current Liabilities	2,498,975	1,226,003

Deferred underwriting fee payable	14,490,000	14,490,000
Warrant liabilities	826,133	14,267,238
Total Liabilities	17,815,108	29,983,241

Commitments and Contingencies
Class A common stock subject to possible redemption; 41,400,000 shares at redemption value	416,063,137	414,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(16,647,252)	(28,511,065)
Total Stockholders’ Deficit	(16,646,217)	(28,510,030)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$417,232,028	$415,473,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating and formation costs	$307,699	$1,039,240	$1,828,814	$1,802,865
Loss from operations	(307,699)	(1,039,240)	(1,828,814)	(1,802,865)

Other income:
Interest earned on marketable securities held in Trust Account	1,873,616	21,163	2,514,174	67,398
Unrealized gain on marketable securities held in Trust Account	407,993	22,659	349,052	3,336
Transaction costs incurred in connection with warrant liability	—	—	—	(1,227,747)
Loss on initial issuance of private warrants	—	—	—	(1,233,600)
Change in fair value of warrant liability	1,445,734	7,725,727	13,441,105	21,356,926
Total other income, net	3,727,343	7,769,549	16,304,331	18,966,313

Income before provision for income taxes	3,419,644	6,730,309	14,475,517	17,163,448
Provision for income taxes	(495,768)	—	(548,567)	—
Net income	$2,923,876	$6,730,309	$13,926,950	$17,163,448

Weighted average shares outstanding of Class A common stock	41,400,000	41,400,000	41,400,000	35,334,066
Basic and diluted income per share, Class A common stock	$0.06	$0.13	$0.27	$0.38

Basic and diluted weighted average shares outstanding, Class B common stock	10,350,000	10,350,000	10,350,000	10,152,198
Basic and diluted net income per share, Class B common stock	$0.06	$0.13	$0.27	$0.38

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholder’ Deficit
Balance – January 1, 2022	—	$—	10,350,000	$1,035	$—	$(28,511,065)	$(28,510,030)

Net income	—	—	—	—	—	7,677,397	7,677,397

Balance – March 31, 2022	—	—	10,350,000	1,035	—	(20,833,668)	(20,832,633)

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(327,296)	(327,296)

Net income	—	—	—	—	—	3,325,677	3,325,677

Balance – June 30, 2022	—	—	10,350,000	1,035	—	(17,835,287)	(17,834,252)

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,735,841)	(1,735,841)

Net income	—	—	—	—	—	2,923,876	2,923,876

Balance – September 30, 2022	—	$—	10,350,000	$1,035	$—	$(16,647,252)	$(16,646,217)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional		Total Stockholder’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	10,350,000	$1,035	$23,965	$(13,890)	$11,110

Remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(23,965)	(43,650,150)	(43,674,115)

Net income	—	—	—	—	—	14,861,121	14,861,121

Balance – March 31, 2021	—	—	10,350,000	1,035	—	(28,802,919)	(28,801,884)

Net loss	—	—	—	—	—	(4,427,982)	(4,427,982)

Balance – June 30, 2021	—	—	10,350,000	1,035	—	(33,230,901)	(33,229,866)

Net income	—	—	—	—	—	6,730,309	6,730,309

Balance – September 30, 2021	—	$—	10,350,000	$1,035	$—	$(26,500,592)	$(26,499,557)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30,	For the Nine months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$13,926,950	$17,163,448
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(13,441,105)	(21,356,926)
Loss on initial issuance of private warrants	—	1,233,600
Transaction costs incurred in connection with warrant liability	—	1,227,747
Interest earned on marketable securities held in Trust Account	(2,514,174)	(67,398)
Unrealized gain on marketable securities held in Trust Account	(349,052)	(3,336)
Changes in operating assets and liabilities:
Prepaid expenses	464,255	(822,986)
Accrued expenses	729,405	769,464
Income taxes payable	548,567	—
Net cash used in operating activities	(635,154)	(1,856,387)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(414,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	182,088	—
Net cash provided by (used in) investing activities	182,088	(414,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	407,220,000
Proceeds from sale of Private Placement Warrants	—	10,280,000
Proceeds from promissory note – related party	—	109,047
Repayment of promissory note – related party	—	(200,000)
Payment of offering costs	(5,000)	(283,163)
Net cash (used in) provided by financing activities	(5,000)	417,125,884

Net Change in Cash	(458,066)	1,269,497
Cash – Beginning of period	665,537	34,882
Cash – End of period	$207,471	$1,304,379

Non-Cash investing and financing activities:
Offering costs include in accrued offering costs	$—	$5,000
Initial classification of Class A common stock subject to possible redemption	$—	$414,000,000
Deferred underwriting fee payable	$—	$14,490,000
Remeasurement for Class A ordinary shares to redemption amount	$2,063,137	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period August 11, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had $207,471 in its operating bank accounts, $416,762,224 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,330,084 (including $699,087 added back for amounts in trust available for withdrawal to pay accrued franchise tax obligations). The Company is permitted to use interest earned by the Trust Account to pay for income tax and Delaware tax obligations.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the private placement not held in the Trust Account. The Note has a remaining balance of $80,000 as of September 30, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period, and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company does have access to use interest earned by the Trust Account to pay for income tax and Delaware tax obligations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(23,184,000)
Class A common stock issuance costs	(20,490,115)
Plus:
Remeasurement of carrying value to redemption value	43,674,115
Class A common stock subject to possible redemption 12/31/21	414,000,000
Plus:
Remeasurement of carrying value to redemption value	2,063,137
Class A common stock subject to possible redemption 09/30/22	$416,063,137

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 9.05% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.50% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,339,101	$584,775	$5,384,247	$1,346,062	$11,141,560	$2,785,390	$13,332,693	$3,830,755
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000	41,400,000	10,350,000	35,334,066	10,152,198
Basic and diluted net income per common share	$0.06	$0.06	$0.13	$0.13	$0.27	$0.27	$0.38	$0.38

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,853,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($10,280,000 in the aggregate), in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Proposed Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.68 per share of the Private Placement Warrants and the purchase of $1.50 per share, the Company recorded a charge of $1,227,747 as of the date of the Private Placement which is included in the loss on initial issuance of Private Placement Warrants in the statements of operations for the three and nine months ended September 30, 2022.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021, to pay the Sponsor a total of $5,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of the three and nine months ended September 30, 2022 and 2021, the Company incurred and paid administrative expenses of $15,000 and $45,000, $15,000 and $40,000, respectively.

Promissory Note – Related Party

On August 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was $80,000 and $80,000, respectively, outstanding under the Note, which is currently due on demand.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) February 9, 2023. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At September 30, 2022 and December 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$416,762,224	$414,081,086

Liabilities:
Warrant Liability – Public Warrants	1	$552,000	$9,520,620
Warrant Liability – Private Placement Warrants	2	$274,133	$4,746,618

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

JOFF FINTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$4,746,618	$9,520,620	$14,267,238
Change in fair value of warrant liabilities	(2,957,898)	(5,918,820)	(8,876,718)
Fair value as of March 31, 2022	1,788,720	3,601,800	5,390,520
Change in fair value of warrant liabilities	(1,034,853)	(2,083,800)	(3,118,653)
Fair value as of June 30, 2022	753,867	1,518,000	2,271,867
Change in fair value of warrant liabilities	(479,734)	(966,000)	(1,445,734)
Fair value as of September 30, 2022	$274,133	$552,000	$826,133

The following table represents the changes in the fair value of Level 3 warrant liabilities at September 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	11,513,599	23,184,000	34,697,599
Change in fair value of warrant liabilities	(5,825,333)	(11,730,000)	(17,555,333)
Transfer to Level 1	—	(11,454,000)	(11,454,000)
Fair value as of March 31, 2021	5,688,266	—	5,688,266
Change in fair value of warrant liabilities	1,302,134	—	1,302,134
Fair value as of June 30, 2021	6,990,400	—	6,990,400
Change in fair value of warrant liabilities	(2,563,147)	—	(2,563,147)
Fair value as of September 30, 2021	$4,427,253	—	4,427,253

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfer made during the three and nine months ended September 30, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $2,923,876, which consists of changes in fair value of warrant liabilities of $1,445,734, interest earned on marketable securities held in Trust Account of $1,873,616 and unrealized gain on marketable securities held in Trust Account of $407,993, offset by formation and operational costs of $307,699 and provision to income taxes of $495,768.

For the nine months ended September 30, 2022, we had a net income of $13,926,950, which consists of changes in fair value of warrant liabilities of $13,441,105, interest earned on marketable securities held in Trust Account of $2,514,174 and unrealized gain on marketable securities held in Trust Account of $349,052, offset by formation and operational costs of $1,828,814 and provision to income taxes of $548,567.

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

For the nine months ended September 30, 2022, cash used in operating activities was $635,154. Net income of $13,926,950 was affected by the change in the fair value of Warrants of $13,441,105, interest earned on marketable securities held in the Trust Account of $2,514,174 and an unrealized loss on marketable securities held in the Trust Account of $349,052. Changes in operating assets and liabilities provided $1,742,227 of cash for operating activities.

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

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $416,762,224 (including $2,762,224 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we withdrew $182,088 of interest earned from the Trust Account. The Company is permitted to use interest earned by the Trust Account to pay for income tax and Delaware tax obligations.

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

As of September 30, 2022, we had cash of $207,471. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,653,333 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus filed with the SEC for our Initial Public Offering, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 30, 2022, (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 16, 2022, and (iv) our Quarterly Repost on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with our Business Combination or should we liquidate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (the “Excise Tax”) on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax would generally be 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to adopt regulations and to provide other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, whether in connection with the extension, an initial Business Combination, liquidation or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury Department .. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax will need to be determined. If the extension is not completed by December 31, 2022, the excise tax may be payable on redemptions in connection with the extension, which would reduce the cash available on hand to complete the Business Combination and our ability to complete the Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOFF FINTECH ACQUISITION CORP.

Date: November 7, 2022	By:	/s/ Joel Leonoff
	Name:	Joel Leonoff
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Peter J.S. Smith
	Name:	Peter J.S. Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)